Form 10-K
period 2012-12-31
Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1
filed 2013-03-21
CIK 1548237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity:  001-35579

Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1
______________________________________________________
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-35323

Fixed Income Client Solutions LLC
______________________________________________________
(Exact name of depositor and sponsor as specified in its charter)

Delaware	27-4404514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fixed Income Client Solutions LLC 214 N. Tryon Street, Suite 2636 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 421-7858

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A-2037 Callable Step Up Certificates	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

Class A-2013 Zero Coupon Certificates
Class A-2014 Zero Coupon Certificates
Class A-2015 Zero Coupon Certificates
Class A-2016 Zero Coupon Certificates
Class A-2017 Zero Coupon Certificates

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐     Non- accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Fixed Income Client Solutions LLC (the “Depositor”) is the Depositor in respect of the Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1 (the “Trust”), a Delaware statutory trust formed pursuant to the Trust

Agreement, dated as of June 11, 2012, between the Depositor and The Bank of New York Mellon, as Trustee (the “Trustee”), as supplemented by the Trust Agreement Supplement, Series 2012-1 (the “Series Supplement”), dated as of June 11, 2012, in respect of the Trust.  The Trust’s assets consist solely of notes issued by Prudential Financial, Inc.  The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable.”  Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.

Prudential Financial, Inc., the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  For information on Prudential Financial, Inc., please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 333-132469.  The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.”  Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Prudential Financial, Inc. may be accessed on this site.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC.  Neither Fixed Income Client Solutions LLC nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein.  Neither Fixed Income Client Solutions LLC nor the Trustee has verified the accuracy or completeness of such documents or reports.  There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.  Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.

Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets (Financial Information).
The primary asset of the issuing entity is the underlying securities, $25,250,000 of 6.625% Medium-Term Notes, Series D due December 1, 2037 issued by Prudential Financial, Inc.  The issuer of the underlying securities, therefore, may be considered a significant obligor.  The issuer of the underlying securities is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  For information on the issuer of the underlying securities please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 333-132469.

Item 1114(b)(2) of Regulation AB.	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial Information).
Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.
Item 1115(b) of Regulation AB.	Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.
Item 1117 of Regulation AB.	Legal Proceedings.
There are no legal proceedings pending, or any proceedings known to be contemplated, by governmental authorities against the depositor, the Trustee or the issuing entity, or any property thereof, that is material to the holders of the Certificates.

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.
Based on the standards set forth in Item 1119 of Regulation AB, no information is required in response to this Item.
Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria
The Bank of New York Mellon has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1.  The Bank of New York Mellon has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) as of February 28, 2013 and for a period beginning January 1, 2012 through and including December 31, 2012, which Report on Assessment is attached as an exhibit to this Form 10-K.  In addition, the Bank of New York Mellon has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  The Attestation Report is attached as an exhibit to this Form 10-K.  Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to The Bank of New York Mellon.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
The Bank of New York Mellon has provided a statement of compliance (the “Compliance Statement”) for the period from and including June 11, 2012 through and including December 31, 2012, which has been signed by an authorized officer of The Bank of New York Mellon.  The Compliance Statement of The Bank of New York Mellon is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon for the period from and including January 1, 2012 through and including December 31, 2012.

34.1 – Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1 – Servicer Compliance Statement of The Bank of New York Mellon for the period from and including June 11, 2012 through and including December 31, 2012.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fixed Income Client Solutions LLC,
as Depositor for Fixed Income Trust for Prudential
Financial, Inc. Notes, Series 2012-1

By: /s/ James Whang
Name: James Whang
Title: Treasurer

(senior officer in charge of the securitizations of the depositor)

Dated:  March 21, 2013

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon for the period from and including January 1, 2012 through and including December 31, 2012.
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.
35.1	Servicer Compliance Statement of The Bank of New York Mellon for the period from and including June 11, 2012 through and including December 31, 2012.