Form 10-K/A
period 2013-12-31
Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1
filed 2015-03-19
CIK 1548237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Depositor, on behalf of Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2013 to revise disclosure included pursuant to Item 1122 of Regulation AB and to correct the signature to the Form 10-K.

This Form 10-K/A does not otherwise amend Form 10-K.

PART III

The Information below has been provided in accordance with General Instructions J(2) to Form 10-K.

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

Except as disclosed below, neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to The Bank of New York Mellon. With respect to the exceptions identified below, The Bank of New York Mellon has confirmed that none of the identified instances of noncompliance related to or affected Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1. The Bank of New York Mellon has identified the “certain reports” that were impacted by the material instance of noncompliance as the following: (i) reports to issuers covering time frames from January 2013 to July 2013 and (ii) Form 10-Ds covering time frames from February 25, 2013 to March 5, 2013 and from February 6, 2013 to May 2, 2013. The Bank of New York Mellon has further confirmed to the registrant that one of the issuers impacted by the material instance of noncompliance is a corporate debt repackaging issuer. The registrant has not independently reviewed or verified any of the foregoing information provided by The Bank of New York Mellon, or the accuracy or sufficiency of any remediation efforts by The Bank of New York Mellon.

Exceptions:

The Bank of New York Mellon’s report on assessment and the related attestation report have identified material noncompliance with two servicing criteria applicable to The Bank of New York Mellon:

•	Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports must be prepared in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements.

Remediation: The Bank of New York Mellon further indicates that when its management became aware of such instances (a) controls designed to prevent such occurrences in the future were implemented and (b) impacted investors received either (i) reports containing accurate information that were not previously distributed or (ii) revised reports notifying investors that previous information in reports were revised with corrected information. Reports were delivered to investors and filed on EDGAR on Form 10-D or Form 10-D/A, as required.

•	Servicing criterion 1122(d)(3)(ii) contemplates that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, for an auto transaction in its platform, certain amounts due to the related investors were not remitted in accordance with the timeframes set forth in the related transaction agreements.

Remediation: The Bank of New York Mellon further indicates that when its management became aware of such instance (a) the transaction was properly set-up on the related company’s automated payment system and other controls designed to prevent such occurrences in the future were implemented, (b) notice of the failure was made available to investors in the transaction through the facilities of DTC on August 21, 2013 and on a Form 10-D filed on EDGAR on the same date, and investors were offered compensation for the one day remittance delay, and (c) the investor report was not revised as it accurately reflected the amounts due to investors and available for payment on the payment due date.

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

Dated: March 19, 2015