Form 10-K
period 2015-12-31
Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1
filed 2016-03-17
CIK 1548237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity:  001-35579

Central Index Key Number of issuing entity: 0001548237

Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-35323

Central Index Key Number of depositor and sponsor: 0001509307

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

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
The Bank of New York Mellon has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1.  The Bank of New York Mellon has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) as of February 26, 2016 and for a period beginning January 1, 2015 through and including December 31, 2015, which Report on Assessment is attached as an exhibit to this Form 10-K.  In addition, the Bank of New York Mellon has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  The Attestation Report is attached as an exhibit to this Form 10-K.  Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to The Bank of New York Mellon.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
The Bank of New York Mellon has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2015 through and including December 31, 2015, which has been signed by an authorized officer of The Bank of New York Mellon.  The Compliance Statement of The Bank of New York Mellon is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Officer in Charge of Securitization of the Depositor pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1– Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon for the period from and including January 1, 2015 through and including December 31, 2015.

34.1– Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1– Servicer Compliance Statement of The Bank of New York Mellon for the period from and including January 1, 2015 through and including December 31, 2015.

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
Name: James Whang
Title: Treasurer

(senior officer in charge of securitization of the depositor)

Dated: March 17, 2016

EXHIBIT INDEX

Exhibit Number in this Form 10‑K	Description of Exhibits
31.1	Certification by Senior Officer in Charge of Securitization of the Depositor pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon for the period from and including January 1, 2015 through and including December 31, 2015.
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.
35.1	Servicer Compliance Statement of The Bank of New York Mellon for the period from and including January 1, 2015 through and including December 31, 2015.