Form 10-K
period 2016-12-31
Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1
filed 2017-03-16
CIK 1548237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
The Bank of New York Mellon has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1.  The Bank of New York Mellon has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) as of February 28, 2017 and for a period beginning January 1, 2016 through and including December 31, 2016, which Report on Assessment is attached as an exhibit to this Form 10-K.  In addition, the Bank of New York Mellon has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  The Attestation Report is attached as an exhibit to this Form 10-K.  Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to The Bank of New York Mellon.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
The Bank of New York Mellon has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2016 through and including December 31, 2016, which has been signed by an authorized officer of The Bank of New York Mellon.  The Compliance Statement of The Bank of New York Mellon is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Officer in Charge of Securitization of the Depositor pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon for the period from and including January 1, 2016 through and including December 31, 2016.

34.1 – Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1 – Servicer Compliance Statement of The Bank of New York Mellon for the period from and including January 1, 2016 through and including December 31, 2016.

(b)	See Item 15(a) above.

(c)	Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fixed Income Client Solutions LLC,
as Depositor for Fixed Income Trust for Prudential Financial, Inc. Notes, Series 2012-1

	By:	/s/ James Whang
	Name:	James Whang
	Title:	Treasurer

(senior officer in charge of securitization of the depositor)

Dated: March 15, 2017

EXHIBIT INDEX

Exhibit Number in this Form 10‑K	Description of Exhibits
31.1	Certification by Senior Officer in Charge of Securitization of the Depositor pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon for the period from and including January 1, 2016 through and including December 31, 2016.
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.
35.1	Servicer Compliance Statement of The Bank of New York Mellon for the period from and including January 1, 2016 through and including December 31, 2016.